Form 10-Q
period 2013-06-30
ALL IN BLIND, INC.
filed 2014-07-11
CIK 1530614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-187704

All In Blind, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2990161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15765 Imperial Highway. La Mirada, CA 90638
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (562) 943-8885

Copies of Communications to:

Harold P. Gewerter, Esq.

Harold P. Gewerter, Esq. Ltd.

5536 S. Ft. Apache #102

Las Vegas, NV 89148

(702) 382-1714

Fax (702) 382-1759

E-mail: harold@gewerterlaw.com

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

The number of shares of Common Stock, $0.001 par value, outstanding on June 1, 2014 was 10,500,000 shares.

ALL IN BLIND, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

All In Blind, Inc.

FINANCIAL STATEMENTS

For the Three and Six Months Ended

June 30, 2013 and 2012 and for the Period

July 29, 2011 (Inception) through June 30, 2013

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$3,500	$-
	-	-
Total Current Liabilities	3,500	-

Total Liabilities	3,500	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 8,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	8,000	8,000
Additional paid-in capital	7,000	7,000
Deficit accumulated during the development stage	(18,500)	(15,000)

Total Stockholders’ Equity (Deficit)	(3,500)	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2013 AND 2012 AND

FOR THE PERIOD JULY 29, 2011 (INCEPTION) THROUGH JUNE 30, 2013

(Unaudited)

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012		Period from July 29, 2011 (Inception) Through June 30, 2013

Revenues		$-		$-	$-		$-	$-

Expenses
General and administrative		-		-	3,500		-	18,500

Total Operating Expenses		-		-	3,500		-	18,500

NET LOSS FROM OPERATIONS		-		-	(3,500)		-	(18,500)

PROVISION FOR INCOME TAXES		-		-	-		-	-

NET LOSS		$-		$-	$(3,500)		$-	$(18,500)

NET LOSS PER SHARE: BASIC AND DILUTED	$		$		$(3,500)	$

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		8,000,000		8,000,000	8,000,000		8,000,000

The accompanying notes are an integral part of these condensed financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2013 AND 2012 AND

THE PERIOD JULY 29, 2011 (INCEPTION) THROUGH JUNE 30, 2013

(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Period from July 29, 2011 (inception) Through June 30, 2013
Cash flows from operating activities:
Net loss	$(3,500)	$-	$(18,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	3,500	-	3,500

Net cash used in operating activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	15,000

Net cash provided by financing activities	-	-	15,000

Net increase (decrease) in cash	-	-	-

Cash, beginning of the period	-	-	-
Cash, end of the period	$-	$-	$-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

All In Blind, Inc. (the “Company”) was incorporated in the State of Nevada on July 29, 2011.  All In Blind, Inc. is a development stage company with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company.  The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

A summary of significant accounting policies of All In Blind, Inc. (a development stage company) is presented to assist in understanding the Company’s financial statements.  The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements.  These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development Stage Enterprises”.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchases with maturity of three months or less to be cash equivalents.  There were $0 cash and cash equivalents as of June 30, 2013 and December 31, 2012.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on All In Blind, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. All In Blind, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001.  Currently, there were 8,000,000 shares of common stock issued and outstanding as of June 30, 2013 and December 31, 2012.

Basic Income (Loss) Per Share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the six months ended June 30, 2013 and the year ended December 31, 2012. There are no such common stock equivalents outstanding as of June 30, 2013.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012”), an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate it is more likely than not the indefinite-lived intangible asset is impaired. If, after assessing the events and circumstances, an entity concludes it is more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if any entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the fourth quarter of 2012 with no impact on its financial position, cash flows or results of operations.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of June 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 5 – COMMON STOCK

On or about August 1, 2011, Adri Chimberoff, our officer and director, paid $15,000 for professional fees for the incorporation of the Company with personal funds on behalf of the Company. Subsequently, she received reimbursement from the company through issuance of 8,000,000 shares of common stock. The price of the common stock issued to them was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no material assets.

There were 8,000,000 shares of common stock issued and outstanding as of June 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

In 2011, the Company issued 8,000,000 common shares to Adri Chimberoff as reimbursement for $15,000 company’s expenditures. After the event occurred, Adri Chimberoff became the major shareholder in the Company, which represented 100% of the Company.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•

our ability to diversify our operations;

•

inability to raise additional financing for working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•

our ability to attract key personnel;

•

our ability to operate profitably;

•

our ability to generate sufficient funds to operate the All In Blind, Inc. operations, upon completion of our acquisition;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

the inability of management to effectively implement our strategies and business plan;

•

inability to achieve future sales levels or other operating results;

•

the unavailability of funds for capital expenditures;

•

other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Blind”, “the Company”, and similar terms refer to All In Blind, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

All In Blind, Inc. is a development stage company incorporated in the State of Nevada on July 19, 2011.

PLAN OF OPERATION

We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. Our sole officer, director, promoter nor any affiliates thereof have not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement.

We have no full time employees.   We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

We are filing this registration statement on a voluntary basis because our primary attraction as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and a substantial dilution to our present stockholders.

Our Articles of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officer and director has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officer, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merger with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

While not especially experienced in matters relating to the Acquired/Merged business, we will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing the business purposes. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, we have never used outside consultants or advisors in connection with a merger or acquisition.

We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. We do not have any plans to conduct any offerings under Regulation S.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders will no longer be in control of our Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that our principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Any terms of sale of the shares presently held by our officer and director will be also afforded to all our other shareholders on similar terms and conditions. The policy set forth in the preceding sentence is based on an understanding of management, and we are not aware of any circumstances under which this policy would change while he is still our officer and director. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax- free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Our officer and shareholder has verbally agreed that he will advance any additional funds which may be needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money which such persons will advance to us. We will not borrow any funds from anyone other than its current shareholder for the purpose of repaying advances made by the shareholder, and we will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which prohibits us from completing an acquisition or merger with any entity in which our Officer, Director and principal shareholder or his affiliates or associates serve as officer or director or hold any ownership interest. We are not aware of any circumstances under which this policy, through their own initiative may be changed. The sole officer and director will have absolute control over all matters requiring stockholder approval.

There are no arrangements, agreements or understandings between non-management individuals and us under which non-management can conduct the Company's affairs.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $18,500. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

During the three months ended June 30, 2013, we generated revenue of $0. During the three months ended June 30, 2012, we generated revenue of $0. During the six months ended June 30, 2013, we generated revenue of $0 compared to $0 for the six months ended June 30, 2012.

Operating expenses during the three months ended June 30, 2013 were $0. In comparison, operating expenses for the period ended June 30, 2012 were $0. Operating expenses for the six months ended June 30, 2013 were $3,500 compared to $0 for the six month period ended June 30, 2012.

We have not been profitable from our inception in 2011 through June 30, 2013, and our accumulated deficit amounts to $18,500. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2013, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2013 and the period ending December 31, 2012:

	Six Months Ended March 31, 2013	Year Ended December 31, 2012
Net cash used in operating activities	$0	$0
Net cash used in investing activities	0	0
Net cash provided by financing activities	0	0
Net increase (decrease) in Cash	0	0
Cash, beginning	0	0
Cash, ending	$0	$0

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $0 for the period ended June 30, 2013, as compared to $0 used in operating activities for the period ended June 30, 2012.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2013 was $0 as compared to $0 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

The risk factors listed in our S-1 effective on July 8, 2013, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL IN BLIND, INC.

Date: June 25, 2014	By:	/s/ Adri Chimberoff
Adri Chimberoff
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)