Form 10-Q
period 2013-09-30
ALL IN BLIND, INC.
filed 2014-07-11
CIK 1530614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

ALL IN BLIND, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

All In Blind, Inc.

FINANCIAL STATEMENTS

For the Three and Nine Months Ended

September 30, 2013 and 2012 and for the Period

July 29, 2011 (Inception) through September 30, 2013

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Current Liabilities
Accounts payable	$3,500	$-

Total Current Liabilities	3,500	-

Total Liabilities	3,500	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 8,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	8,000	8,000
Additional paid-in capital	7,000	7,000
Deficit accumulated during the development stage	(18,500)	(15,000)

Total Stockholders’ Equity (Deficit)	(3,500)	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2013 AND 2012 AND

FOR THE PERIOD JULY 29, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2013

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from July 29, 2011 (Inception) Through September 30, 2013

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	-	-	3,500	-	18,500

Total Operating Expenses	-	-	-	-	18,500

NET LOSS FROM OPERATIONS	-	-	(3,500)	-	(18,500)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$-	$-	$(3,500)	$-	$(18,500)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these condensed financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2013 AND 2012 AND

THE PERIOD JULY 29, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2013

(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Period from July 29, 2011 (inception) through September 30, 2013
Cash flows from operating activities:
Net loss	$(3,500)	$-	$(18,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	3,500	-	3,500

Net cash used in operating activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	15,000

Net cash provided by financing activities	-	-	15,000

Net increase (decrease) in cash	-	-	-

Cash, beginning of the period	-	-	-
Cash, end of the period	$-	$-	$-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchases with maturity of three months or less to be cash equivalents.  There were $0 cash and cash equivalents as of September 30, 2013 and December 31, 2012.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001.  Currently, there were 8,000,000 shares of common stock issued and outstanding as of September 30, 2013 and December 31, 2012.

Basic Income (Loss) Per Share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the nine months ended September 30, 2013 and the year ended December 31, 2012. There are no such common stock equivalents outstanding as of September 30, 2013.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of September 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

There were 8,000,000 shares of common stock issued and outstanding as of September 30, 2013.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2013, we generated revenue of $0. During the three months ended September 30, 2012, we generated revenue of $0. During the nine months ended September 30, 2013 we generated revenue of $0 compared to $0 for the nine months ended September 30, 2012.

Operating expenses during the three months ended September 30, 2013 were $0. In comparison, operating expenses for the period ended September 30, 2012 were $0. Operating expenses during the nine months ended September 30, 2013 were $3,500 compared to $0 for the nine month period ended September 30, 2012.

We have not been profitable from our inception in 2011 through September 30, 2013, and our accumulated deficit amounts to $18,500. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2013, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2013 and the period ending September 30, 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash used in operating activities	$0	$0
Net cash used in investing activities	0	0
Net cash provided by financing activities	0	0
Net increase (decrease) in Cash	0	0
Cash, beginning	0	0
Cash, ending	$0	$0

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

Operating activities

Net cash used in operating activities was $0 for the period ended September 30, 2013, as compared to $0 used in operating activities for the period ended September 30, 2012.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2013 was $0 as compared to $0 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2013.

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