Form 10-K
period 2013-12-31
ALL IN BLIND, INC.
filed 2014-07-11
CIK 1530614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 333-187704

All In Blind, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2990161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15765 Imperial Highway. La Mirada, CA 90638
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (562) 943-8885

Copies of Communications to:

Harold P. Gewerter, Esq.

Harold P. Gewerter, Esq. Ltd.

5536 S. Ft. Apache #102

Las Vegas, NV 89148

(702) 382-1714

Fax (702) 382-1759

E-mail: harold@gewerterlaw.com

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

For the year ended December 31, 2013, the issuer had no revenues.

As of December 31, 2013, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 1, 2014 was 10,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

All In Blind, Inc.

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to All In Blind, Inc.

PART 1

ITEM 1. BUSINESS

All In Blind, Inc. is a development stage company incorporated in the State of Nevada on July 19, 2011 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations date. Other than issuing shares to its original shareholder, we never commenced any operational activities.

We were formed by Adri Chimberoff, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

Adri Chimberoff, elected to commence implementation of our principal business purpose, described below under “Plan of Operation". As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of this registration or refund investors funds as described herein. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company.

The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We do not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

Number of Total Employees and Number of Full Time Employees

We are currently in the development stage. During this development period, we plan to rely exclusively on the services of our officer and director who will devote between 10 to 30 hours a month to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

ITEM 1A. RISK FACTORS

LACK OF BLANK CHECK EXPERIENCE MAY LIMIT BUSINESS COMBINATIONS OR RESULT IN POOR ANALYSIS. Our officer has not served as an officer or director of a development stage company with the business purpose of acquiring a target business. His inexperience may affect his ability to adequately evaluate and successfully consummate a business combination.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS.. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, we are required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

Although investors may request the return of their investment funds in connection with the reconfirmation offering required by Rule 419, the Company's shareholders will not be afforded an opportunity specifically to approve or disapprove any particular transaction involving the purchase of Shares from management.

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN ESCROW ACCOUNT MAY LIMIT LIQUIDITY. According to Rule 15g-8 as promulgated by the S.E.C. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the Rule 419 escrow account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result, contracts for sale to be satisfied by delivery of the Deposited Securities (e.g., contracts for sale on a when, as, and if issued basis) are prohibited.

DISCRETIONARY USE OF PROCEEDS; "BLANK CHECK" OFFERING LEADS TO UNCERTAINTY AS TO FUTURE BUSINESS SUCCESS. As a result of management's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward effecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by us relating to the specific allocation of the net proceeds of this offering will permit us to achieve its business objectives. See "Proposed Business."

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as us, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, our selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS. We have no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of the our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

NO ACTIVE TRADING MARKET MAY MEAN THE SHARES ARE ILLIQUID. The Company plans to have the stock listed on the OTC. There is no guarantee of active or any trading market will develop.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT POSSIBLE BUSINESS COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. There are relatively low barriers to entry and there is relative ease with which new competitors may enter the market as a blank check or shell company.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION . We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluations. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original shareholder, we never commenced any operational activities. Our search for acquisition or merger candidates is largely limited to word of mouth as any advertising could be deemed general solicitation therefore limiting the number of merger/acquisition candidates who may learn of our company. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, our management anticipates devoting between 10 to 30 hours per month to our business. Our officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of our officer and director, loss of the services of any of these individuals would adversely affect our development of our business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officer and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Charles Mui our sole officer and director is as of the date of this prospectus no participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval. See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ADDED COSTS OF BEING A PUBLIC COMPANY MAY DELAY OR PRECLUDE ACQUISITION. The Company will face the added costs of being a public company, including the costs associated with the disclosure and accounting controls that the company will be required to comply with under the Sarbanes-Oxley Act of 2002. As such this may limit acquisition possibilities or cause the company to cease business prior to the completion of any acquisition.

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REFLECTING THAT WE MAY HAVE DIFFICULTY CONTINUING OPERATIONS.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might reduce the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT BUSINESS COMBINATIONS. We have neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION MAY LIMIT FUTURE BUSINESS. Our proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business opportunity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE INVESTMENT COMPANY ACT REGULATION MAY INCREASE COSTS. Although we will be subject to regulation under the Securities Exchange Act of 1933, we believe will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY RESULT IN UNCERTAIN MANAGEMENT FUTURE. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest. Any such business combination may require our management to sell or transfer all or a portion of the common stock held by them, or resigns as members of the Board of Directors of the Company. The resulting change in control of could result in removal of our present officer and director, and a corresponding reduction in or elimination of his participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION MAY RESULT IN DILUTION. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and would most likely result in a change in control or management.

DISADVANTAGES OF BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities which require full disclosure of our business, management and financial statements. Any entity that enters into a business combination with us will be required to comply with the various federal and state securities laws, including laws and regulations relating to the registration of securities. In addition the blank check company may be required to meet reporting requirements for up to 18 months prior to the completion of an acquisition and investors will have no access to their shares or any method of liquidity until such acquisition and reconfirmation offering is completed.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. We believe that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

BLUE SKY CONSIDERATIONS MAY LIMIT SALES IN CERTAIN STATES. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and we have no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of our securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for our securities to be a limited one.

BUSINESS ANALYSIS BY NON PROFESSIONALS MAY INCREASE THE RISK OF POOR ANALYSIS. Analysis of business operations will be undertaken by our sole officer and director who is not a professional business analyst. Thus the depth of such analysis may not be as great as if undertaken by a professional which increases the risk that any merger or acquisition candidate may not continue successfully.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property As of December 31, 2013, we use a corporate office located at 15765 Imperial Highway, La Mirada, CA 90638 and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the period ended December 31, 2013.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information. As of December 31, 2013 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b)

Holders. As of December 31, 2013, there was 1 record holder of all of our issued and outstanding shares of Common Stock.

(c)

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We have no full time employees. Our management has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

We are filing this registration statement on a voluntary basis because our primary attraction as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

We will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officer and director has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

As stated herein above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

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

RESULTS OF OPERATIONS

During the year ended December 31, 2013, we generated revenue of $0. During the year ended December 31, 2012, we generated revenue of $0.

Operating expenses during the year ended December 31, 2013 were $3,500. In comparison, operating expenses for the period ended December 31, 2012 were $0.

We have not been profitable from our inception in 2011 through December 31, 2013, and our accumulated deficit amounts to $18,500. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of December 31, 2013, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2013 and the period ending December 31, 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net cash used in operating activities	$0	$0
Net cash used in investing activities	0	0
Net cash provided by financing activities	0	0
Net increase (decrease) in Cash	0	0
Cash, beginning	0	0
Cash, ending	$0	$0

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

Operating activities

Net cash used in operating activities was $0 for the year ended December 31, 2013, as compared to $0 used in operating activities for the period ended December 31, 2012.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $0 as compared to $0 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c)

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2012:

Name	Age	Position	Period of Serice(1)

Adri Chimberoff	61	President, Secretary, Treasurer, and Director	July 29, 2011 to Present

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Adri Chimberoff, President, Secretary, Treasurer, Director, Sole Shareholder, age 61.

In addition to his positions with the Company, Mrs. Chimberoff has worked at Penny Lane the Salon for 13 years as a Cosmetologist and Salon Manager. Mrs. Chimberoff’s management experience allows for a basic understanding of the financials and operations of a business which will give Mrs. Chimberoff a basis for evaluating potential merger/acquisition candidates.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Ms. Chimberoff is our sole officer and director. Ms. Chimberoff does not receive any regular compensation for her services rendered on our behalf. Ms Chimberoff did not receive any compensation during the years ended December 31, 2012 and 2013. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Adri Chimberoff	Common Stock	8,000,000	100%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2013, our Board of Directors consist of Adri Chimberoff. She is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KLJ & Associates is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by KLJ and Associates, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 in 2012 and $3,800 for the 2012 fiscal year.

Audit-Related Fees

There were no fees billed by KLJ and Associates, LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2013 and 2012, respectively.

Tax Fees

The aggregate fees billed by KLJ and Associates, LLP for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2012 and 2013, respectively.

There were no fees billed by KLJ and Associates, LLP for other products and services for the fiscal years ended December 31, 2012 and 2013, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (KLJ and Associates, LLP)

•

Balance Sheets at December 31, 2013

•

Statements of Operations from July 29, 2011 (Date of Inception) to December 31, 2013.

•

Statements of Changes in Shareholders’ (Deficit) Equity for the period from July 29, 2011 (Date of Inception) to December 31, 2013

•

Statements of Cash Flows from July 29, 2011 (Date of Inception) to December 31, 2013

•

Notes to Financial Statements

2.

Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

All In Blind, Inc.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

and for the Period July 29, 2011 (Inception) through December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders All in Blind, Inc.

We have audited the accompanying balance sheets of All in Blind, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period July 29, 2011 (inception) through December 31, 2013. All in Blind Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All in Blind, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for years then ended and the period July 29, 2011 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had accumulated deficit as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
June 25, 2014

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

ASSETS	December 31, 2013		December 31, 2012

Current Assets
Cash and cash equivalents		$-	$-

Total Current Assets		-	-

Total Assets		$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Current Liabilities
Accounts Payable		$3,500	-

Current Liabilities		3,500	-

Total Liabilities		$3,500	-

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 8,000,000 and 8,000,000 shares issued and outstanding as of December 30, 2013 and December 31, 2012, respectively		8,000	8,000
Additional paid-in capital		7,000	7,000
Deficit accumulated during the development stage		(18,500)	(15,000)

Total Stockholders’ Equity (Deficit)		(3,500)	-

Total Liabilities and Stockholders’ Equity (Deficit)	$		$-

The accompanying notes are an integral part of these financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD JULY 29, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from July 29, 2011 (Inception) through December 31, 2013

Revenues	$-	$-	$-

Expenses
General and administrative	3,500	-	18,500

Total Operating Expenses	3,500	-	18,500

NET LOSS FROM OPERATIONS	(3,500)	-	(18,500)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,500)	$-	$(18,500)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD JULY 29, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, July 29, 2011 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash	8,000,000	8,000	7,000	-	15,000

Net loss for the period ended December 31, 2011	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2011	8,000,000	8,0000	7,0000	(15,000)	-

Net loss for the year ended December 31, 2012	-	-	-	-	-

Balance as of December 31, 2012	8,000,000	8,000	7,000	(15,000)	-

Net loss for the period ended December 31, 2013	-	-	-	(3,500)	(3,500)

Balance as of December 31, 2013	8,000,000	$8,000	$7,000	$(18,500)	$(3,500)

The accompanying notes are an integral part of these financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD JULY 29, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Period from July 29, 2011 (inception) through December 31, 2013
Cash flows from operating activities:
Net loss	$(3,500)	$-	$(18,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	3,500	-	3,500

Net cash used in operating activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	15,000

Net cash provided by financing activities	-	-	15,000

Net increase (decrease) in cash	-	-	-

Cash, beginning of the period	-	-	-
Cash, end of the period	$-	$-	$-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ALL IN BLIND, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchases with maturity of three months or less to be cash equivalents. There were $0 cash and cash equivalents as of December 31, 2013 and December 31, 2012.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were 8,000,000 shares of common stock issued and outstanding as of December 31, 2013 and 2012.

Basic Income (Loss) Per Share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2013 and 2012. There are no such common stock equivalents outstanding as of December 31, 2013.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of December 31, 2013. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2013 or 2012, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The provision for Federal income tax consists of the following:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$3,500	$-
Less: valuation allowance	(3,500)	-
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$1,190	$-
Less: valuation allowance	(1,190)	-
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $18,500 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – COMMON STOCK

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

There were 8,000,000 shares of common stock issued and outstanding as of December 31, 2013.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All In Blind, Inc.

Date: June 25, 2014

By: /s/ Adri Chimberoff
Adri Chimberoff, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 25, 2014

By: /s/ Adri Chimberoff
Adri Chimberoff, President and Director
(Principal Executive Officer)

Date: June 25, 2014

By: /s/ Adri Chimberoff
Adri Chimberoff, Chief Financial Officer
(Principal Financial and Accounting Officer)