Form 10-K/A
period 2013-12-31
ALL IN BLIND, INC.
filed 2014-07-17
CIK 1530614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

KLJ & Associates, LLP is our independent registered public accounting firm.

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

•

Balance Sheets at December 31, 2013 and 2012

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
July 10, 2014

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

Date: July 11, 2014

By: /s/ Adri Chimberoff
Adri Chimberoff, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 11, 2014

By: /s/ Adri Chimberoff
Adri Chimberoff, President and Director
(Principal Executive Officer)

Date: July 11, 2014

By: /s/ Adri Chimberoff
Adri Chimberoff, Chief Financial Officer
(Principal Financial and Accounting Officer)